Form 10-K/A
period 2006-12-31
GSAA Home Equity Trust 2006-11
filed 2008-06-30
CIK 1367042

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

        Not applicable.


     Documents Incorporated by Reference.

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2)
  Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b); or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., the annual report to security holders for fiscal year ended December 24, 1980).

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


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            a) See Exhibit 33 and Exhibit 34.

            b) Material instances of noncompliance:

                On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33(b) and Exhibit 34(b), respectively, to this report.

                Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed . its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.


                On or about March 11, 2008, Avelo provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in
                Item 1122(b) of Regulation AB (the "Avelo Reports"). The Avelo Reports are attached as Exhibit 33(c) and Exhibit 34(c) respectively, to this report.

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


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      c) Avelo Mortgage, L.L.C., as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      g) JPMorgan Chase Bank, N.A., as Custodian <F1>
      h) National City Mortgage Co., as Servicer <F1>
      i) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co. <F1>
      j) The Bank of New York, as Custodian <F1>
      k) U.S. Bank, National Association, as Custodian <F1>
      l) Wells Fargo Bank, N.A., as Master Servicer <F1>
      m) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      c) Avelo Mortgage, L.L.C., as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      g) JPMorgan Chase Bank, N.A., as Custodian <F1>
      h) National City Mortgage Co., as Servicer <F1>
      i) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co. <F1>
      j) The Bank of New York, as Custodian <F1>
      k) U.S. Bank, National Association, as Custodian <F1>
      l) Wells Fargo Bank, N.A., as Master Servicer <F1>
      m) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      c) Avelo Mortgage, L.L.C., as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      h) National City Mortgage Co., as Servicer <F1>
      l) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)



    /s/ Michelle Gill
    Michelle Gill, Vice President
    (senior officer in charge of securitization of the depositor)

    Date:  June 30, 2008


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


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      c) Avelo Mortgage, L.L.C., as Servicer
      d) Countrywide Home Loans Servicing LP, as Servicer
      e) Deutsche Bank National Trust Company, as Custodian
      f) GreenPoint Mortgage Funding, Inc., as Servicer
      g) JPMorgan Chase Bank, N.A., as Custodian
      h) National City Mortgage Co., as Servicer
      i) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.
      j) The Bank of New York, as Custodian
      k) U.S. Bank, National Association, as Custodian
      l) Wells Fargo Bank, N.A., as Master Servicer
      m) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      c) Avelo Mortgage, L.L.C., as Servicer
      d) Countrywide Home Loans Servicing LP, as Servicer
      e) Deutsche Bank National Trust Company, as Custodian
      f) GreenPoint Mortgage Funding, Inc., as Servicer
      g) JPMorgan Chase Bank, N.A., as Custodian
      h) National City Mortgage Co., as Servicer
      i) Regulus Group LLC, as Sub-Contractor for National City Mortgage Co.
      j) The Bank of New York, as Custodian
      k) U.S. Bank, National Association, as Custodian
      l) Wells Fargo Bank, N.A., as Master Servicer
      m) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      c) Avelo Mortgage, L.L.C., as Servicer
      d) Countrywide Home Loans Servicing LP, as Servicer
      f) GreenPoint Mortgage Funding, Inc., as Servicer
      h) National City Mortgage Co., as Servicer
      l) Wells Fargo Bank, N.A., as Master Servicer

